Form 10-K
period 2014-12-31
HEYU DEVELOPMENT & MANAGEMENT Corp
filed 2015-03-30
CIK 1610804

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR
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

Westwood Business Center

611 South Main Street

Grapevine, Texas 76051

(Address of principal executive offices) (zip code)

Registrant's telephone number, including area code: (+86) 592 504 9622

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.0001 par value per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act

☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes  ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", "non-accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer	☐
Non-accelerated filer ☐	Smaller reporting company	☒
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☒ Yes  ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

$ 0

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at
March 30, 2015

Common Stock, par value $0.0001	10,000,000
Documents incorporated by reference:	None

PART I

Item 1.	Business

Heyu Development and Management Corporation (“Heyu” or the “Company”) was incorporated on May 30, 2014 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders. The Company will attempt to locate and negotiate with a business entity for the combination of that target company with Heyu. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934. The Company has selected December 31 as its fiscal year end.

CURRENT ACTIVITIES

The Company has not entered into any definitive or binding agreements and there are no assurances that such transactions will occur, it is actively pursuing the following avenues of development:

The Company intends to develop properties and construction business in China, Malaysia, Australia and other countries. The Company intends that it will develop its business plan through the acquisition or business combination with an existing private company in China and Malaysia or otherwise through growth and development of its projects. No agreements have been executed and if the Registrant makes any acquisitions, mergers or other business combination, it will file a Form 8-K.

It is anticipated that such private company will bring with it to such merger key operating business activities and a business plan. As of the date of this Report, no agreements have been executed to effect such a business combination and although the Company anticipates that it will effect such a business combination there is no assurance that such combination will be consummated.

If and when the Company chooses to enter into a business combination with such private company or another, it will likely file a registration statement after such business combination is effected.

A combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. The Company may wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

As of December 31, 2014, the Company had not generated revenues and had no income or cash flows from operations since inception. At December 31, 2014, the Company had sustained a net loss of $16,307.

The Company's independent auditors have issued a report raising substantial doubt about the Company's ability to continue as a going concern. At present, the Company has no operations and the continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for a business combination that would provide a basis of possible operations.

There is no assurance that the Company will ever be profitable.

Item 2.	Properties

The Company has no properties and at this time has no agreements to acquire any properties. The Company currently uses the offices of its president at no cost to the Company.

Item 3.	Legal Proceedings

There is no litigation pending or threatened by or against the Company.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

There is currently no public market for the Company's securities.

Once and if a business combination is effected, the Company may wish to cause the Company's common stock to trade in one or more United States securities markets. The Company anticipates that it will take the steps required for such admission to quotation following the business combination or at some later time.

At such time as it qualifies, the Company may choose to apply for quotation of its securities on the OTC Bulletin Board.

The OTC Bulletin Board is a dealer-driven quotation service. Unlike the Nasdaq Stock Market, companies cannot directly apply to be quoted on the OTC Bulletin Board, only market makers can initiate quotes, and quoted companies do not have to meet any quantitative financial requirements. Any equity security of a reporting company not listed on the Nasdaq Stock Market or on a national securities exchange is eligible.

Since inception, the Company has sold securities which were not registered as follows:

		NUMBER OF
DATE	NAME	SHARES	CONSIDERATION

May 20, 2014	James Cassidy	10,000,000	$1,000
		(10,000,000 redeemed 9/17/2014)

May 20, 2014	James McKillop	10,000,000	$1,000
		(10,000,000 redeemed 9/17/2014)

September 17, 2014	Ban Siong Ang	10,000,000	$1,000

Item 6.	Selected Financial Data.

There is no selected financial data required to be filed for a smaller reporting company.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company has no operations nor does it currently engage in any business activities generating revenues. The Company's principal business objective is to achieve a business combination with a target company.

At December 31, 2014, the Company had an accumulated deficit during the development stage of $16,307.

The Company's independent auditors have issued a report raising substantial doubt about the Company's ability to continue as a going concern. At present, the Company has no operations and the continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination of that target company with the Company.

The Company intends to develop properties and constructions business in China, Malaysia and Australia. The Company intends that it will develop its business plan through the acquisition or business combination with an existing private company in China or otherwise through growth and development of its projects. No agreements have been executed and if the Registrant makes any acquisitions, mergers or other business combination, it will file a Form 8-K.

A likely target company with which the Company may effect a business combination is one seeking the perceived benefits of a reporting corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, providing liquidity for shareholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

In analyzing prospective a business combination, the Company may consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which may be anticipated; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. This discussion of the proposed criteria is not meant to be restrictive of the virtually unlimited discretion of the Company to search for and enter into potential business opportunities.

It is anticipated that any securities issued in any such business combination would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after the Company has entered into an agreement for a business combination or has consummated a business combination. The issuance of additional securities and their potential sale into any trading market which may develop in the Company's securities may depress the market value of the Company's securities in the future if such a market develops, of which there is no assurance.

While the terms of a business transaction to which the Company may be a party cannot be predicted, it is expected that the parties to the business transaction will desire to avoid the creation of a taxable event and thereby structure the acquisition in a tax-free reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

2014 Year-End Analysis

The Company has received no income, has had no operations and expenses, other than Delaware state fees and incorporation and accounting fees as required for incorporation and for the preparation of the Company's financial statements until its acquisition.

As of December 31, 2014, the Company had not generated revenues and had no income or cash flows from operations. At December 31, 2014, the Company had sustained a net loss of $15,707 and had an accumulated deficit $16,307.

Item 8.	Financial Statements and Supplementary Data

The financial statements for the year ended December 31, 2014 are attached hereto.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no disagreements with the Company's accountants on accounting or financial disclosure for the period covered by this report.

Item 9A.	Controls and Procedures

Pursuant to Rules adopted by the Securities and Exchange Commission. the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the fiscal year under the supervision and with the participation of the Company's principal executive officer (who is also the principal financial officer).

There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation. Based upon that evaluation, the principal executive officer believes that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The principal executive officer is directly involved in the current day-to-day operations of the Company.

Management's Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company's officer, its president, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2014, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2014, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

Anton & Chia, the independent registered public accounting firm for the Company, has not issued an attestation report on the effectiveness of the Company's internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting during its fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance;

The Directors and Officers of the Company are as follows:

Name	Position

Ban Siong Ang	CEO, CFO and sole Director

Management of the Company

The Company has no full time employees.

On September 17, 2014 James Cassidy and James McKillop, both directors of the Company and the then president and vice president, respectively, resigned as directors and all offices of the Company.

Ban Siong Ang was named as the sole director of the Company and appointed its Chief Executive Officer and Chief Financial Officer.

Conflicts of Interest

Mr. Ang, the Chief Executive officer and managing director of the Company, is also an executive officer of the potential target company with whom the Company is considering in regard to effecting a business combination. Such a business combination may result in a benefit to the target company and its shareholders.

There are no binding guidelines or procedures for resolving potential conflicts of interest. Failure by management to resolve conflicts of interest in favor of the Company could result in liability of management to the Company. However, any attempt by shareholders to enforce a liability of management to the Company would most likely be prohibitively expensive and time consuming.

Code of Ethics

The Company has not at this time adopted a Code of Ethics pursuant to rules described in Regulation S-K. The Company has only three shareholders, one of whom also serves as the director and key executive officer. The Company has no operations or business and does not receive any revenues or investment capital. The adoption of an Ethical Code at this time would not serve the primary purpose of such a code to provide a manner of conduct as the development, execution and enforcement of such a code would be by the same persons and only persons to whom such code applied. Furthermore, because the Company does not have any activities, there are activities or transactions which would be subject to this code. At the time the Company enters into a business combination or other corporate transaction, the current officer and director may recommend that such a code be adopted.

Corporate Governance

For reasons similar to those described above, the Company does not have a nominating nor audit committee of the board of directors. The Company has no activities, and receives no revenues. At such time that the Company enters into a business combination and/or has additional shareholders and a larger board of directors and commences activities, the Company will propose creating committees of its board of directors, including both a nominating and an audit committee. Because there are only three shareholders of the Company, there is no established process by which shareholders to the Company can nominate members to the Company's board of directors. Similarly, however, at such time as the Company has more shareholders and an expanded board of directors, the new management of the Company may review and implement, as necessary, procedures for shareholder nomination of members to the Company's board of directors.

Item 11.	Executive Compensation

The Company's officer and director do not receive any compensation for services rendered to the Company, nor has any former officer or director received any compensation in the past. The sole officer and director is not accruing any compensation pursuant to any agreement with the Company.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

The Company does not have a compensation committee for the same reasons as described above.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2014, each person known by the Company to be the officer or director of the Company or a beneficial owner of five percent or more of the Company's common stock. The Company does not have any compensation plans and has not authorized any securities for future issuance. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

Name and Address	Amount of Beneficial	Percent of
of Beneficial Owner	Ownership	Outstanding Stock(1)

Ang Ban Siong	10,000,000	100%

Item 13.	Certain Relationships and Related Transactions and Director Independence

Ban Siong Ang is the sole shareholder of the Company and also serves as its Chief Executive Officer and director.

Item 14.	Principal Accounting Fees and Services.

The Company has no activities, no income and no expenses except for independent audit and incorporation and Delaware state fees. The Company's current and former president donated their time in preparation and filing of all state and federal required taxes and reports.

Audit Fees

The aggregate fees incurred for each of the last two years for professional services rendered by the independent registered public accounting firm for the audits of the Company's annual financial statements and review of financial statements included in the Company's Form 10-K and Form 10-Q reports and services normally provided in connection with statutory and regulatory filings or engagements were as follows:

December 31, 2014

Audit-Related Fees	$15,000

The Company does not currently have an audit committee serving and as a result its board of directors performs the duties of an audit committee. The board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. The Company does not rely on pre-approval policies and procedures.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

Exhibit No.	Description
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FINANCIAL STATEMENTS

ANTON & CHIA	CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Heyu Development Management Corporation

(Formerly known as Distant Valley Acquisition Corporation)

We have audited the accompanying balance sheet of Heyu Development Management Corporation (formerly known as Distant Valley Acquisition Corporation) (the "Company") of December 31, 2014, and the related statements of operations, stockholders' deficit, and cash flows for the period from May 30, 2014 to December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heyu Development Management Corporation as of December 31, 2014, and the results of its operations and its cash flows for the period from May 30, 2014 to December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had no revenues and income since inception. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2, which includes the raising of additional equity financing or merger with another entity. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia LLP

Newport Beach, CA

March 30, 2015

HEYU DEVELOPMENT MANAGEMENT CORPORATION

BALANCE SHEET

December 31,
2014

ASSETS

Current assets
Cash	$1,000

Total assets	1,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

Account Payable	$10,400
Related party payable	5,600

Total liabilities	16,000

Stockholders' deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding
Common stock, $0.0001 par value, 100,000,000 shares authorized; 10,000,000 shares issued and outstanding as of December 31, 2014	1,000

Additional paid-in capital	307
Accumulated deficit	(16, 307)
Total stockholders' deficit	(15, 000)

Total liabilities and stockholders' Equity	$1,000

The accompanying notes are an integral part of these financial statements

2

HEYU DEVELOPMENT MANAGEMENT CORPORATION

STATEMENT OF OPERATIONS

For the period from May 30, 2014 (Inception) to December 31, 2014

Revenue	$-
Operating expenses	16,307
Loss before income tax	(16,307)

Income tax	-
Net loss	$(16, 307)

Loss per share - basic and diluted	$(0.00)

Weighted average shares-basic and diluted	18,478,261

The accompanying notes are an integral part of these financial statements

3

HEYU DEVELOPMENT MANAGEMENT CORPORATION

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity/ (Deficit)

Balance, May 30, 2014	20,000,000	$2,000	$-	$-	$2,000

Redemption of common Stock	(20,000,000)	$(2,000)	$-	$-	$(2,000)

Issuance of common stock	10,000,000	1,000	-	-	$1,000

Additional paid-in capital	-	-	307		307

Net loss	-	-	-	(16,307)	(16,307)

Balance, December 31, 2014	10,000,000	$1,000	$307	$(16,307)	$(15,000)

The accompanying notes are an integral part of these financial statements

4

HEYU DEVELOPMENT MANAGEMENT CORPORATION

STATEMENT OF CASH FLOWS

For the Period
from May 30, 2014
(Inception) to
December 31, 2014

OPERATING ACTIVITIES

Net loss	$(16,307)
Changes in Operating Assets and Accrued liabilities	10,400

Net cash used in operating activities	(5,907)

FINANCING ACTIVITIES

Due to related party	5,600
Proceeds from issuance of common stock	1,307

Net cash provided by financing activities	6,907

Net increase in cash	1,000

Cash, beginning of period	-

Cash, end of period	$1,000

The accompanying notes are an integral part of these condensed consolidated financial statements

5

HEYU DEVELOPMENT MANAGEMENT CORPORATION

Notes to the Financial Statements

NOTE 1    NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Heyu Development Management Corporation ("Heyu" or "the Company") was incorporated on May 30, 2014 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders. The Company will attempt to locate and negotiate with a business entity for the combination of that target company with Heyu. The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

BASIS OF PRESENTATION

The summary of significant accounting policies presented below is designed to assist in understanding the Company's financial statements. Such financial statements and accompanying notes are the representations of the Company's management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America ("GAAP") in all material respects, and have been consistently applied in preparing the accompanying financial statements.

6

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company has no cash equivalents as of December 31, 2014.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of December 31, 2014.

INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2014, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the year. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of December 31, 2014, there are no outstanding dilutive securities.

7

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

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating losses during the year ended December 31, 2014. The Company had negative working capital of $15,000 and an accumulated deficit of $16,307 as of December 31, 2014. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company's ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

8

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception-to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which requires management to perform interim and annual assessments on whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year of the date the financial statements are issued and to provide related disclosures, if required. ASU 2014-15 is effective for the Company for our fiscal year ending October 31, 2017. Early adoption is permitted. The company did not expect to adopt this pronouncement which will not have a significant impact on its financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Group's present or future financial statements

9

NOTE 4    STOCKHOLDERS' EQUITY

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock.

In May, 2014, the Company issued 20,000,000 common shares to two directors and officers for an aggregated amount of $2,000 in cash.

On September 17, 2014, the following events occurred which resulted in a change of control of the Company:

The Company redeemed an aggregate of 20,000,000 of the then 20,000,000 shares of outstanding stock at a redemption price of $.0001 per share for an aggregate redemption price of $2,000.

James Cassidy and James McKillop, both directors of the Company and the then president and vice president, respectively, resigned such directorships and all offices of the Company. Neither Messrs. Cassidy nor McKillop retain any shares of the Company's common stock.

On September 17, 2014, the Company issued 10,000,000 shares of its common stock at par of $0.0001 representing 100% of the then total outstanding 10,000,000 shares of common stock to Ban Siong Ang.

Ban Siong Ang was named as Sole Director of the Company and serves as its Chief Executive Officer.

10

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HEYU MANAGEMENT DEVELOPMENT CORPORATION
Formerly Distant Valley Corporation

	By:	/s/ Ban Siong Ang
Chief Executive Officer

Dated: March 30, 2015

	By:	/s/ Ban Siong Ang
Chief Financial Officer

Dated: March 30, 2015

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE

/s/ Ban Siong Ang	Director	March 30, 2015