Form 10-Q
period 2015-03-31
HEYU DEVELOPMENT & MANAGEMENT Corp
filed 2015-05-20
CIK 1610804

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number            000-55225

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

(+86) 592 504 9622

(Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

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

Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Outstanding at
Class	March 31, 2015

Common Stock, par value $0.0001	10,000,000

Documents incorporated by reference:	None

FINANCIAL STATEMENTS

Financial Statements	3-5

Notes to Financial Statements	6-10

HEYU DEVELOPMENT AND MANAGEMENT CORPORATION

(formerly Distant Valley Acquisition Corporation)

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(unaudited)	(audited)
ASSETS

Current assets

Cash	$1,000	$1,000

Total assets	$1,000	$1,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities

Account payable	$18,174	$10,400
Related parties payable	5,600	5,600

Total liabilities	23,774	16,000

Stockholders' deficit Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	-	-

Common stock, $0.0001 par value, 100,000,000 shares authorized; 10,000,000 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	1,000	1,000

Additional paid-in capital	307	307

Accumulated Deficit	(24,081)	(16,307)

Total stockholders' deficit	(22,774)	(15,000)

Total liabilities and stockholders' Deficit	$1,000	$1,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEYU DEVELOPMENT AND MANAGEMENT CORPORATION

(formerly Distant Valley Acquisition Corporation)

CONDENSED STATEMENT OF OPERATIONS

(UNAUDITED)

For the three
months ended
March 31,2015

Revenue	$-

Cost of revenue	-

Gross profit	-

Operating expenses	7,774

Operating loss	(7,774)

Loss before income taxes	(7,774)

Income tax expense	-

Net loss	$(7,774)

Loss per share - basic and diluted	$(0.00)

Weighted average shares-basic and diluted	20,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEYU DEVELOPMENT AND MANAGEMENT CORPORATION

(formerly Distant Valley Acquisition Corporation)

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

For the three
Month ended
March 31,
2015

OPERATING ACTIVITIES

Net loss	$(7,774)

Changes in Operating Assets and Liabilities:

Account payable	7,774

Net cash used in operating Activities	(0)

Net increase in cash	-

Cash, beginning of period	1,000

Cash, end of period	$1,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEYU DEVELOPMENT AND MANAGEMENT CORPORATION

(formerly Distant Valley Acquisition Corporation)

Notes to Condensed Financial Statements

(Unaudited)

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

HEYU DEVELOPMENT AND MANAGEMENT CORPORATION

(formerly Distant Valley Acquisition Corporation)

Notes to Condensed Financial Statements

CASH

Cash include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of March 31, 2015.

INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2015, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of March 31, 2015, there are no outstanding dilutive securities.

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

The Company monitors the market condition and evaluates the fair value hierarchy levels at lease quarterly for any transfer in and out of the level of the fair value hierarchy. The Company elects to disclose the fair value measurement at the beginning of the reporting period during which the transfer occurred.

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating losses during the period ended March 31, 2015. The Company had negative working capital of $22,774 and an accumulated deficit of $24,081 as of March 31, 2015. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), which requires management to perform interim and annual assessments on whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year of the date the financial statements are issued and to provide related disclosures, if required. ASU 2014-15 is effective for the Company for our fiscal year ending October 31, 2017. Early adoption is permitted. The company adopted this pronouncement which did not have a significant impact on its financial statements.

In February 2015, the FASB issued Accounting Standards Update No. 2015-02 (ASU 2015-02) "Consolidation (Topic 810): Amendments to the Consolidation Analysis." ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We are currently in the process of evaluating the impact of the adoption of ASU 2015-02 on our financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 4	STOCKHOLDERS' DEFECIT

On May 20, 2014, the Company issued 20,000,000 common shares to two directors and officers for $2,000 in cash.

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of September 30, 2014, 20,000,000 shares of common stock and no preferred stock were issued and outstanding.

On September 17,2014 the following events occurred which resulted in a change of control of Heyu:

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

Since inception Heyu has been in the developmental stage and its operations to date of the period covered by this report have been limited to issuing shares of common stock to its original shareholders and filing a registration statement on Form 10 on March 31, 2015 with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 as amended to register its class of common stock.

Heyu has no operations nor does it currently engage in any business activities generating revenues. Heyu's principal business objective is to achieve a business combination with a target company.

A combination will normally take the form of a merger, stock-for- stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.

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

As of March 31, 2015, Heyu had not generated revenues and had no income or cash flows from operations since inception. At March 31, 2015, Heyu had sustained net loss of $7,774, and had a deficit accumulated during the development stage of $24,081.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the past three years, the Company has issued 20,000,000 common shares pursuant to Section 4(2) of the Securities Act of 1933 for an aggregate purchase price of $2,000 as follows:

On May 20, 2014, the Company issued the following shares of its common stock:

Name	Number of Shares	Consideration

James Cassidy	10,000,000	$1,000
	Redeemed September 17, 2014
James McKillop	10,000,000	$1,000
	Redeemed September 17, 2014

On September 17, 2014, the Company issued:

Ang Ban Siong	10,000,000	$1,000

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

(a)	Not applicable.
(b)	Item 407(c)(3) of Regulation S-K:

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
101.DEF XBRL Taxonomy Extension Definition Linkbase Document
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

Dated: May 20, 2015

