Form 10-Q
period 2015-06-30
HEYU DEVELOPMENT & MANAGEMENT Corp
filed 2015-08-18
CIK 1610804

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class	Outstanding at
June 30, 2015

Common Stock, par value $0.0001	10,000,000

Documents incorporated by reference:	None

FINANCIAL STATEMENTS

Financial Statements	2-4

Notes to Financial Statements	5-9

HEYU DEVELOPMENT AND MANAGEMENT CORPORATION

(formerly Distant Valley Acquisition Corporation)

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$1,000	$1,000
Total assets	$1,000	$1,000

LIABILITIES AND STOCKHOLDERS' DEFECIT

Current liabilities
Account payable	$23,424	$10,400
Related parties payable	5,600	5,600
Total liabilities	29,024	16,000
Stockholders' deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 10,000,000 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	1,000	1,000
Additional paid-in capital	307	307
Accumulated Deficit	(29,331)	(16,307)
Total stockholders' deficit	(28,024)	(15,000)
Total liabilities and stockholders' deficit	$1,000	$1,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEYU DEVELOPMENT AND MANAGEMENT CORPORATION

(formerly Distant Valley Acquisition Corporation)

CONDENSED STATEMENT OF OPERATIONS

(UNAUDITED)

	For the three		For the six
	months ended		months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenue	$-	$-	$-	$-
Cost of revenue	-	-	-	-
Gross Profit	-	-	-	-
Selling expenses	-	-	-	-
Operating expenses	5,250	707	13,024	707
Finance expenses	-	-	-	-
Loss before income taxes	(5,250)	(707)	(13,024)	(707)

Income tax	-	-	-	-
Net loss	(5,250)	(707)	(13,024)	(707)

Loss per share-basic and diluted	(0.01)	(0.00)	(0.01)	(0.00)

Weighted average shares-basic and diluted	10,000,000	10,000,000	10,000,000	10,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEYU DEVELOPMENT AND MANAGEMENT CORPORATION

(formerly Distant Valley Acquisition Corporation)

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the six	For the six
	Month ended	Month ended
	June 30,	June 30,
	2015	2014
OPERATING ACTIVITIES

Net loss	$(13,024)	$(707)
Changes in Operating Assets and Liabilities:

Account payable	13,024	400
Net cash used in operating Activities	-	(307)

Financing Activities:
Proceeds from the issuance of common Stock	-	2,000

Additional paid in capital	-	307
Net cash provided by from financing Activities	-	2,307
Net increase in cash	-	2,000
Cash, beginning of period	1,000	-
Cash, end of period	$1,000	$2,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEYU DEVELOPMENT AND MANAGEMENT CORPORATION

(formerly Distant Valley Acquisition Corporation)

Notes to Condensed Unaudited Financial Statements

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

USE OF ESTIMATES

The preparation of the condensed unaudited financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

HEYU DEVELOPMENT AND MANAGEMENT CORPORATION

(formerly Distant Valley Acquisition Corporation)

Notes to Condensed Unaudited Financial Statements

CASH

Cash include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of June 30, 2015 and December 31, 2015.

INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2015, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of June 30, 2015, there are no outstanding dilutive securities.

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

Notes to Condensed Unaudited Financial Statements

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

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating losses during the period ended June 30, 2015.

The Company had negative working capital of $28,024 and an accumulated deficit of $29,331 as of June 30, 2015. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

HEYU DEVELOPMENT AND MANAGEMENT CORPORATION

(formerly Distant Valley Acquisition Corporation)

Notes to Condensed Unaudited Financial Statements

The accompanying condensed unaudited financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company's ability to do so. The condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

The Company’s operations to date of the period covered by this report have been limited to issuing shares of common stock to its original shareholders and filing a registration statement on Form 10 on June 30, 2015 with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 as amended to register its class of common stock.

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

The search for a target company will not be restricted to any specific kind of business entities, but may acquire a venture which is in its preliminary which is already in operation, or in essentially any stage of its business life. It is impossible to predict at this time the status of any business in which the Company may become engaged, whether such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

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

Results of Operations

As of March 31, 2015, Heyu had not generated revenues and had no income or cash flows from operations since inception. At June 30, 2015, Heyu had sustained net loss of $13,024, and had a deficit accumulated during the development stage of $29,331.

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

Liquidity and Capital Resources

The Company had not generated revenues and had no income or cash flows from operations since inception. The Continuation of the Company as a going concern is dependent upon financial support from its stockholders.

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

Dated: August 18, 2015

