Form 10-Q
period 2015-09-30
HEYU DEVELOPMENT & MANAGEMENT Corp
filed 2015-11-20
CIK 1610804

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

Class	Outstanding at
September 30, 2015

Common Stock, par value $0.0001	10,000,000

Documents incorporated by reference:	None

FINANCIAL STATEMENTS

Financial Statements	2-4

Notes to Financial Statements	5-9

HEYU DEVELOPMENT AND MANAGEMENT CORPORATION

(formerly Distant Valley Acquisition Corporation)

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$1,000	$1,000
Total assets	$1,000	$1,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Account payable	$5,200	$10,400
Related parties payable	31,341	5,600
Total liabilities	36,541	16,000
Stockholders' deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 10,000,000 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	1,000	1,000
Additional paid-in capital	307	307
Accumulated Deficit	(36,848)	(16,307)
Total stockholders' deficit	(35,541)	(15,000)
Total liabilities and stockholders' deficit	$1,000	$1,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEYU DEVELOPMENT AND MANAGEMENT CORPORATION

(formerly Distant Valley Acquisition Corporation)

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three		For the nine
	months ended		months ended
	Sept 30, 2015	Sept 30, 2014	Sept 30, 2015	Sept 30, 2014
Revenue	$-	$-	$-	$-
Cost of revenue	-	-	-	-
Gross Profit	-	-	-	-
Operating expenses	7,517	707	20,541	707
Loss before income taxes	(7,517)	(707)	(20,541)	(707)

Income tax	-	-	-	-
Net loss	(7,517)	(707)	(20,541)	(707)

Loss per share-basic and diluted	(0.001)	(0.00)	(0.002)	(0.00)

Weighted average shares-basic and diluted	10,000,000	10,000,000	10,000,000	10,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

HEYU DEVELOPMENT AND MANAGEMENT CORPORATION

(formerly Distant Valley Acquisition Corporation)

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine	For the nine
	Month ended	Month ended
	September 30,	September 30,
	2015	2014
OPERATING ACTIVITIES

Net loss	$(20,541)	$(707)
Changes in Operating Assets and Liabilities:

Accounts payable	20,941	400
Due to related party	(400)
Net cash used in operating activities	-	(307)

FINANCING ACIVITIES
Proceeds from the issuance of common stock	-	1,000
Proceeds from common stock	-	307
Net cash provided by from financing activities	-	1,307
Net increase in cash	-	1,000
Cash, beginning of period	1,000	-
Cash, end of period	$1,000	$1,000

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

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of September 30, 2015 and December 31, 2014.

INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2015, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2015, there were no outstanding dilutive securities.

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

The Company monitors the market condition and evaluates the fair value hierarchy levels at least quarterly for any transfer in and out of the level of the fair value hierarchy. The Company elects to disclose the fair value measurement at the beginning of the reporting period during which the transfer occurred.

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating losses during the period ended September 30, 2015.

The Company had negative working capital of $35,541 and an accumulated deficit of $36,848 as of September 30, 2015. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of September 30, 2015, 20,000,000 shares of common stock and no shares of preferred stock were issued and outstanding.

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

On September 18, 2014, the Company issued 10,000,000 shares of its common stock pursuant to Section 4(2) of the Securities Act of 1933 at par representing 100% of the total outstanding 10,000,000 shares of common stock as follows:

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

The Company’s operations to date of the period covered by this report have been limited to issuing shares of common stock to its original shareholders and filing a registration statement on Form 10 on September 30, 2015 with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 as amended to register its class of common stock.

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

The search for a target company will not be restricted to any specific kind of business entities, but may acquire a venture which is in its preliminary stages which is already in operation, or in essentially any stage of its business life. It is impossible to predict at this time the status of any business in which the Company may become engaged, whether such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

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

Results of Operations

As of September 30, 2015, Heyu had not generated revenues and had no income or cash flows from operations since inception. At September 30, 2015, Heyu had sustained net losses of $7,517 and $20,541 for the three and nine months ended September 30, 2015, and had a deficit accumulated during the development stage of $36,848.

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

With the issuance of the 10,000,000 shares of stock and the redemption of 20,000,000 shares of stock (discussed above), the Company effected a change in its control and the new majority shareholder(s) elected new management of the Company. The Company may develop its business plan by future acquisitions or mergers but no agreements have been reached regarding any acquisition or other business combination. The Company changed its name as part of the change in control. As part of the change of control the Company changed its name.

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

Dated: November 20th, 2015

